Form 10KSB
period 1999-12-31
DYNAMIC SCIENCES INTERNATIONAL INC
filed 2000-07-25
CIK 729520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the  Fiscal  Years  ended                     Commission  File  Number
December  31,  1999,  1998                                    0-11686

                     DYNAMIC SCIENCES INTERNATIONAL, INC.
         ---------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

NEVADA                                                   94-3226065
--------------------------------                         ---------------
(State  or  other  jurisdiction                          (IRS  Employer
of  incorporation)                                       Identification  No.)

6130  Variel  Avenue
Woodland  Hills,_California  91367   (818)226-6245
------------------------------------ -------------
(Address of principal executive offices and telephone number)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                             Name  of  each  exchange
     Title  of  each  class                   on  which  registered
     ----------------------                   ---------------------
             None                                      None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act.

       Common  Stock  -  $.00l  Par  Value
       $1.00  Cumulative  Convertible  Preferred  Stock  -  $.0l  Par  Value

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for the past 90 days.   Yes__
No  X
    -

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this form 10-KSB. [ ]

          The Registrant's revenues for its most recent fiscal year were $1,230,551. As of July, 2000 , the Registrant had 32,052,031 shares of the Company's Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was $1,602,601 computed by reference to the average of the low bid and high ask prices on December 31, 1999.

                       Documents Incorporated By Reference

                                      NONE

                           FORWARD LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD LOOKING STATEMENTS WHICH WE BELIEVE ARE WITHIN THE MEANING OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF SUCH SAFE HARBOR WITH RESPECT TO ALL SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THESE ANTICIPATED. IN THIS REPORT THE WORDS "ANTICIPATES", "BELIEVES", "INTENDS", "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

Item  1.     Business
--------     --------


Background
----------

Dynamic Sciences International, Inc. (the "Company" or DSII was organized under the laws of the State of Nevada as National Pay Telephone Corporation or "NPT" on August 8, 1983. According to its Articles of Incorporation, the Company may engage in any lawful business.

DSII's principal business is the development, manufacture and distribution of high technology, proprietary, electronic communication products. DSII sells its products on a worldwide basis to industrial customers, and U.S. and foreign governmental agencies. Previously, the Company's principal business through December 16, 1986, was the marketing, service and maintenance of systems utilizing privately owned credit card pay telephones. On December 29, 1986, the Company completed the sale of the operating pay telephone assets and terminated the Company's involvement in this business. On December 16, 1986, the Company completed the acquisition of Dynamic Sciences, Inc., a California Corporation ("DSI") by merging DSI into the Company's wholly owned subsidiary NPT Acquisition, Inc., a California Corporation ("NPTAC"). The shareholders of Dynamic Sciences were issued a new series of preferred stock (Series B-G) which provided for 68.6% voting control of the Company.

At the July 10, 1987 Shareholders Meeting, the parent Company's name was changed to Dynamic Sciences International, Inc.

Product  Summary
----------------

DSII has developed a suite of radio receiving, processing and display equipment, which can be employed as individual units or configured into overall systems. An important market for DSIIs' receiving technology has developed as a result of certain requirements of the U.S. and allied governments relating to specialized "Electronic Warfare" applications.



The  DSI-9000A
--------------

The DSI-9000A is a computer automated receiving system, which permits extremely sensitive and efficient measurement, test and analysis associates with intercept/surveillance applications as well as test applications relating to electromagnetic radiation. Complete manual or automatic receiver operation is provided, and the computer, which manages the equipment, allows straightforward access to and control of a series of processing and display functions. DSII supports the system with additional equipment, which extends the application and utilization of the system. The system operates in both laboratory and field environments.

A portion of the market for this product has been created by the desire to insure that electronic devices do not create electronic impulses that can be "read." In that application, the product is used as a test device to insure that equipment being used to communicate or process data which the government seeks to keep private conforms to allowable levels of signal radiation. The company believes it possesses a market position in this application superior to its principal competitors.


The  R-ll0  Receiver
--------------------

The R-ll0 Wide Range Receiver is designed for both field and laboratory applications. The receiver features modular construction, permitting plug-in addition of special circuits to tailor the device for a variety of applications, including surveillance and EMI testing.

The receiver meets the needs of government users in domestic and foreign markets. The Company continues to market and sell this receiver and a group of related products worldwide.

The  R-1550  Receiver
---------------------

The success of the R-110 Receiver led to the possibility of developing a new receiver using this technology. The development was begun in 1996 to design a replacement for the DSI-9000 to be used for TEMPEST test applications. The development was completed in 1999, and the new receiver is being demonstrated and marketed in the United States, European NATO countries and Australia. The sales forecast for this new product look very promising.


New  Product  Development
-------------------------

The Company operates in an industry, which is subject to continuous technological change. The Company is committed to keeping its receiver and computer product lines current to the state-of-the-art with respect to customer application requirements, as well as government agency technical specifications. The Company continues to develop enhancement products for its product lines. The required Company-funded development costs for both new product development and continuing improvement to current products have been absorbed within the current Company cash basis.

At December 31, 1999, the Company had 5 employees partially engaged in Company funded research and development at its California facilities. During the fiscal years 1999, and 1998, the Company-funded expenditures for research and development were $174,683 and $130,219, respectively. This effort was primarily directed toward development of the R-1550 Receiver and new system software as a replacement for the DSI-9000.


Customers  and  Marketing
--------------  ---------

DSII markets its products in the United States through its area sales and technical representatives, and supplies substantial marketing support with customer demonstrations and trade show participation. Customers are United States Government agencies and contractors doing business with the United States Government and commercial companies engaged in testing products for compliance with government regulations.

International sales of the Company's products are supported in each country through independent, local sales representatives. The sales representatives are compensated through commissions.

The following table illustrated the Company's sales expressed in dollars and as a percent of total sales, by major geographic markets, for the past two fiscal years.

                                      1999                         1998
                                      ----                         ----
Domestic                       $   456,781    37%           $   583,972    57%
International                  $   773,770    63%           $   437,673    43%


           TOTAL               $ 1,230,551   100%           $ 1,021,645   100%
                               -----------   ----           -----------   ----

DSII generally warrants its products against defects in materials and workmanship for one year from date of shipment. The Company sells extended maintenance contracts for software and hardware after that period. Primarily, support is provided by technicians and engineers from DSII's California facility. This team provides support and repair services to the total worldwide installed base of systems, except for the United Kingdom, where the Company's representatives who have been trained by the Company over the past several years augment such support.


Order  Backlog
--------------

The Company's order backlog at December 31, 1999, was approximately $ 25,000. Comparatively, backlog at December 31, 1998 was $ 500,000. Backlog includes only firm orders for which a delivery schedule has been specified by the customer, and for amounts specified in customer purchase orders. Substantially all orders shown in the backlog at December 31, 1999 were scheduled for delivery in 2000.


Competition
-----------

The Company competes in the electromagnetic radiation measuring and analysis market. The market is sensitive to governmental agency (e.g., DOD, FCC, etc.) regulations and changes in the "state-of-the-art." The market for the Company's products is not subject to any seasonal variations. The markets in which the Company's products compete range from single-function laboratory instruments to manual multifunction systems to automatic integrated systems. Additionally, the Company realizes substantial sales directly to the United States Government and other allied governments for their specific applications.

Within  the  Company's  market,  two  competitors  are  identified:
Rhode and Schwartz, Germany; Hewlett Packard Although both of these companies possess substantially larger economic resources, and have been suppliers to the Company's specialized market for a longer period of time, the Company believes it can compete successfully with its current and new products. The Company relies on its comparative performance advantages and flexibility in customizing equipment and automated systems to customer requirements to allow it to continue to compete favorably in the marketplace and to offset any greater financial resource advantages its competitors may have.

Manufacturing
-------------

Dynamic Sciences' manufacturing operations presently include the assembly and testing of its receiving and computer devices, and the integration of the various units into automated systems.

Components of the Company's products are purchased directly from outside vendors. Long lead time items may be ordered under OEM agreements and letters of intent, based on forecasts, with stipulated escape clauses and releases for delivery by purchase order; thus, the Company commitment for inventory is based on a combination of firm customer sales orders and short-term forecasts.

The Company maintains product and component inventories adequate for its short-term needs. Occasionally, shortages in discrete components occur which the Company has solved either by expediting deliveries or utilizing alternative sources.

The Company employed 9 personnel directly associated with product manufacturing and testing at December 31, 1999.


Patents  and  Trademarks
------------------------

The Company has various rights, patents and trademarks for devices, products, and processes.


Employees
----------

At  December  31,  1999,  the  Company employed 15 persons, all in the   United
States.

The Company pays wages and salaries that it believes are competitive in its areas of operation; and has group health, dental, and life insurance plans. None of the Company's employees is represented by a labor union, and the Company has experienced no work stoppages.

Item  2.     Properties
--------     ----------

In November 1993, the Company moved its principal executive offices to a facility of approximately 16,000 square feet in Woodland Hills, California. The Company's lease obligation on this facility expires in 1998, with an option to renew for five years. The company has not renewed the lease. This move has resulted in a significant reduction in rent.

Item  3.     Legal  Proceedings
-------             -----------

In 1995 and in subsequent years the Internal Revenue Service filed a Notice of Federal Tax Lien in California, and Nevada for payroll taxes, interest and penalties. The tax liability due at December 31, 1999 has been recorded in the attached financial statements in both current and long-term debt.

The Company is presently involved in litigation brought against the landlord, D and S Distributors and their insurance carrier, Truck Insurance Exchange, for certain damages incurred due to flooding in the Company's facility.


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
--------     -----------------------------------------------------------

The Company did not submit any matter to a vote of its security holders during the quarter ending December 31, 1999.

                                     PART II


Item  5.     Market  for  the Registrants' Common_Equity and_Related Stockholder
--------     -------------------------------------------------------------------
             Matters
             -------

The Company's Common Stock is traded in the "pink sheets" under the symbol "DYNS". The following table sets forth the quotations as reported by a broker who makes a market in the stock:

                                Bid
                            ----------
  1998 Quarter Ended        High  Low
--------------------        ----  ----
  March 31, 1998            0.05  0.01
  June 30, 1998             0.05  0.01
  September 30, 1998        0.05  0.01
  December 31, 1998         0.05  0.01

                                Bid
                            ----------
  1999 Quarter Ended        High  Low
--------------------        ----  ----
  March 31, 1999            0.09  0.01
  June 30, 1999             0.07  0.01
  September 30, 1999        0.13  0.04
  December 31, 1999         0.04  0.01

The quotations shown above represent prices between dealers and do not include retail mark-up, mark-down or commissions.

The number of record holders of Common Stock of the Company as of December 31, 1999, was approximately 2,500.

Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company has paid no dividends on the Common Stock, and the Company anticipates that no dividends will be paid in the foreseeable future.

Dividends on the $1.00 Series A Cumulative Convertible Preferred Stock are payable semiannually, commencing February 1, 1987, at $O.035 per share in cash, or by the issuance of registered Common
Stock. Due to the Company's current financial position, the Company has not declared, and has been prohibited from making such Dividend payments for 1999 and 1998.


Item  6.        Management's Discussion and Analysis of Financial  Condition and
--------------------------------------------------------------------------------
Results  of  Operations
-----------------------

Results  of  Operations
-----------------------

DSII's  results  of  operations  and  analysis  are  compared  below.

The following table sets forth items in the Consolidated Statements of Operations. The discussion following compares results of the two years as a percentage of net sales and a percentage increase or decrease of those items as compared to the prior period.

                            Statements of Operations
                    Two Year Period Ending December 31, 1999

                                            For the Year Ended December 31,
                                                  1999         1998
                                               -----------  -----------
Net Sales                                      $1,230,551   $1,021,646
Cost of Sales                                     767,930      751,817

Gross Profit                                      462,621      269,817

Operating Expenses:
  Research and Development
    Expenses                                      174,683      130,219
  Selling, General and Administrative
    Expenses                                      579,183      482,958
      Total Operating Expense                     753,866      613,177
      Income (loss) from operations              (291,245)    (343,348)

Other Income and Expenses
  Interest Expense                               (161,113)    (144,586)
  Interest Income                                       8           22
    Total other Income and Expenses              (161,105)    (144,586)
    Income (loss) before provision for taxes     (452,350)    (487,912)

Provision for Taxes
  Income Tax Provision                                800          800
    Total Provision for Taxes                         800          800

    Net Income (loss)                          $ (453,150)  $ (487,912)

    Basic Earnings (loss) per Share            $    (0.03)  $    (0.03)

    Diluted Earnings (loss) per Share          $    (0.01)  $    (0.01)

                  Fiscal Year 1989 Compared to Fiscal Year 1988
                  ---------------------------------------------

Total net sales for fiscal year 1999 increased $208,905 or 20% from fiscal year 1998 primarily due to increased unit volume of DSI-110 based systems. The Company's sales volume is affected by its dependence on a market generated by governmental agency requirements.

Gross profit increased by $192,804 or 71% from fiscal 1998 as a result of increased sales with only a small increase in costs.

Research and development costs increased $44,464 or 34% from Fiscal 1998 to 1999. As a percentage of sales, R & D expenses increased from 12.7%
in 1998 to 14% in 1999. The increase in dollars spent was the result of development efforts on the R-1550 Receiver.

Selling,  general  and  administrative  expenses  increased  $96,225 or 20% from
1998. As  a  percentage   of  sales,  those  expenses represented  47%  in  1998
and  47%  in  1999.

The operating loss from DSII operations in 1998 of $487,912 was improved by $34,762 to an operating loss of $453,150 in 1999, an improvement of 7%. As a percentage of sales, operating income was a loss of 48% in 1998 and 37% in 1999. The Company capitalized $ 225,571 in 1999 and $ 315,019 in 1998 in software development costs on new projects in 1999. These costs will be written off over the next five years.

Interest  expense  increased  $16,527  or  11%.

Liquidity  and  Capital  Resources
----------------------------------

At December 31, 1999, the Company was not encumbered by bank debt, and its working capital was $231,688, a decrease of $417,150 from December 31, 1998. The Company is presently committed to generating working capital requirements from internal operations, while external-financing resources will continue to be pursued. Due to the nature of its products, the Company has been able to negotiate prompt payment schedules with some of its customers. The process is expected to continue during 2000. Short-term liquidity problems have developed due to delayed sales and the lack of external financing resources. Long-term liquidity would be dependent on achieving sales projections.

Effects  of  Inflation
----------------------


It is management's position that inflation has not had a significant adverse effect during the past year on the Company's business, and it does not expect inflation to have a significant adverse effect during the company's 1991 fiscal year.


Industry  Trends
----------------

Management is of the view that the market for its newer products is stable, and believes it will be able to improve its market share with the new R-l550 Wide Range Receiver. However, state-of-the-art technology will require continued upgrading and new development of the Company's basic products to maintain its position in the market. In order to accomplish the future technology tasks required, external debt financing or funded research contracts are required in the future to sustain long-term growth of the Company.

Year  2000  Issue
-----------------

Because many computer applications have been written using two digits rather than four to define the applicable year, some date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This year 2000 issue could result in system failures or miscalculations causing disruptions of operations, or business activities.

As of July 2000 we had no problems with the change to the year 2000. Thus far, we do not believe that there is any need for alternative plans to deal with the year 2000 issue.


Item  7.     Financial  Statements  and  Supplementary  Data
--------     -----------------------------------------------

1.     Kevin  G.  Breard  Co.  audited years ended December 31, 1999,  and 1998.

Financial  statements  are  included  as  part  of  the  exhibits  in  Part  IV.

Item  8.     Changes  in  and  Disagreements  with  Accountants  on
-------      ------------------------------------------------------
             Accounting  and  Financial  Disclosures
             ---------------------------------------

None

                                    PART III

Item  9.     Directors  and  Executive  Officers  of  the  Registrant
--------     --------------------------------------------------------

The  Executive  officers  and  directors  of  the  registrant  are  as  follows:

NAME                                      AGE          TITLE
----------------------------------------  ---  ----------------------
Eli I. Shiri .                             58  Chairman of the Board,
                                               Chief Executive Officer,
                                               Chief Financial Officer
                                               and Director

Robert M. Cooke, Jr.                       59  Vice President,
                                               General Manager,
                                               and Director

Mr. Shiri was appointed a Director in August, 1988. He has previously been Chairman and President of SNC Development Corporation, Inc. and Night Vision Corporation, and became President and Chief Executive Officer and
Chief  Financial  Officer  in  1992.

Mr. Cooke joined the Company in 1980 and was appointed Vice President of DSI in October 1983. In February of 1991, Mr. Cooke was elected Director to fill the existing vacancy on the Board. Previously, he was employed by Teledyne Systems Company and Honeywell, Inc.

Officers and directors are elected on an annual basis. The present term of office for each director will expire at the next annual meeting of the Company's shareholders or at such time as his successor is duly elected. Officers serve at the discretion of the Board of Directors. There are no arrangements or understandings pursuant to which any person has been or is to be selected as a director.

Item  10.  Executive  Compensation  Cash  Compensation
---------  ---------  --------------------------------

The following table sets forth each of the most highly compensated executive officers and directors of the Company and, as to all executive officers as a group, information concerning all cash compensation from the Company for services in all capacities during the fiscal year ended December 31, 1999.

Names  of  Individual      Capacities                 Cash
or  Persons  in  Group     in  which  Served      Compensation*
----------------------     -----------------    -----------------
                                                  1999     1998
                                                --------  -------
Eli I. Shiri               Chairman, CEO        $ 84,000  $ 68,500
                           CFO, Director

Robert M. Cooke, Jr.       Vice President,
                           GM, Director         $ 82,000  $ 67,500

All executive officers
as a group (2 persons above)                    $166,000  $136,000

*Amounts  paid  as  salary.

Directors of Dynamic Sciences International, Inc. may receive cash compensation for their services as Directors. During fiscal 1999 and 1998, no compensation for directors was provided.

Stock  Option  Plans
--------------------

No  stock  option  plan  is  currently  in  effect.

Employment  Agreements
----------------------

No  employment  agreements  are  currently  in  effect.


Item  11.    Security  Ownership  of  Certain  Beneficial  Owners  and
--------     ---------------------------------------------------------
Management
----------

The following table sets forth, as of July 1, 2000, certain information with respect to all those known by the company to be beneficial owners of more than 5% of its outstanding voting securities, all directors of the company, and all officers and directors of the Company as a group.

The Company's outstanding voting securities are its Common Stock and the Series B-G Preferred Stock, which votes at an equivalent of 3.525 shares of Common Stock for each share owned.

                                                                Beneficial
                        Shares    Percent  Shares of  Percent   Ownership
                          of        of        B-G       of      of Voting
Name and Address        Common     Class   Preferred   Class      Stock
--------------------  ----------  -------  ---------  --------  ---------
Eli I Shiri           11,831,011     35.2    957,678      23.1       31.5
6130 Variel Ave.
Woodland Hills, CA.
91367

Robert M Cooke, Jr.    5,915,506     17.6     90,000       2.2       12.9
6130 Variel Ave.
Woodland Hills, CA
91367

Donald Kennedy              ----     ----    315,000       7.6        2.3
11551 Charisma Ct.
Camarillo, CA 93010

Phillip K. Hammond                           996,000       24         7.3
(Estate)


Directors and executive officers as a group owned 17,746,517 of Common Stock shares and 1,034,988 Series B-G Preferred shares which represents 44.4% of the voting power of the Company.


Item  12.      Certain  Relationships  and  Related  Transaction
---------      -------------------------------------------------

None

                                     PART IV


Item  13.  Exhibits1Financial  Statement  Schedules,  and  Reports  on  Form 8-K
---------  ---------------------------------------------------------------------

(a)  The  following  documents  are  filed  as  part  of  this  report:

Financial  Statements  from  Part  II,  Item  8.
---------------------

Financial  Schedules
--------------------

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto. Prior to the reverse purchase and reorganization with DSI, no such schedules were required to be filed.

Exhibits:
          2.1 Copy of the Plan and Agreement of merger by and among National Pay Telephone Corporation, a Nevada corporation, NPT Acquisition, Inc., a California corporation, and Dynamic Sciences, Inc., a California corporation dated December 12, 1986, is incorporated by reference to the Registrant's Form 8-K filed December 30, 1986.

          2.2 Copy of the Agreement dated September 22, 1986, by and between National Pay Telephone Corporation and Dynamic Sciences, Inc. is incorporated by reference to the Registrant's Form 8-K filed on December 30, 1986.

          2.3 Copy of the Purchase and Sale Agreement dated December 26, 1986, between National Pay Telephone Corporation and David J. Stein and associates, Inc., is incorporated by reference to the Registrant's Form 8-K filed on December 30, 1986.

          2.4  Financial  Statements  for  Affiliate  Company,   Phoebus  Secure
               Technologies Corporation, is incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1989.

          3.1 Copy of Registrant's Articles of Incorporation and Amendment thereto is incorporated by reference to SEC File #2-86622-LA,
               Exhibit 3.1, filed on September 17, 1983.

          3.2 Copy of Registrant's amended by-laws was filed as an Exhibit 3.1 on Form 8-K dated December 30, 1986 and is incorporated by reference.

          4.1 Copy of Stock Certificate for $1.00 Cumulative Convertible Preferred Stock (Series "A"), is incorporated by reference to the Registrant's Form 10-K for the fiscal year ended July 31, 1986.

          4.2 Form of Certificate of Determination for the $1.00 Cumulative Preferred Stock is incorporated by reference to Exhibit 4.2 to Registration Statement of the Registrant on Form S-l, #33-5232, as filed on or about April 30, 1986.

          4.3  Copy of Stock  Certificate for Cumulative  Convertible  Preferred
               Stock   Series  "B-G"  is   incorporated   by  reference  to  the
               Registrant's Form 10-K for fiscal year end December 31, 1986.

          4.4 Copy of Certificate of Determination (corrected) filed with the Secretary of the State of Nevada in connection with the Cumulative Convertible Preferred Stock Series "B-G." Conversion rights may be exercised for Series "C" on November 14, 1987; for Series "D" on May 14, 1988; for Series "E" on November 14, 1988; for Series "F" on May 14, 1989; and for Series "G" on November 14, 1989. This document is incorporated by reference to the Registrant's Form 10-K for fiscal year ended December 31, 1986.

         22.1  List  of  Subsidiaries  of  the  Registrant.


Form  8-K  Reports
------------------

There were no filings made on Form 8-K during the quarter ending December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13, or 115(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 18 July 2000                       Dynamic  Sciences  International,  Inc.
     -----------

                                         By:/s/ Eli I. Shiri
                                            -------------------------------
                                              Eli  I.  Shiri
                                              Chairman  of  the  board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                       Date
         ----------------------     ---------------------       --------------



 /s/ Eli I. Shiri               President,  CEO,  CFO   7/18/2000
------------------------------                       ----------------
                                and  Director
Eli  I.  Shiri                  (Principal  Executive  Officer)
                                (Principal  Financial  Officer)




 /s/ Robert M. Cooke           Vice President, General   7/18/2000
------------------------------                         ----------------
                               Manager  and  Director
Robert  M.  Cooke

                                  EXHIBIT 22.1
                                  ------------


List  of  Subsidiaries  of  the  Registrant.

1.    Turpin  Systems,  Inc.

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                                       AND
                                DECEMBER 31, 1998

                              KEVIN G. BREARD, CPA
                           AN ACCOUNTANCY CORPORATION

To  the  Board  of  Directors  and  Shareholders
Dynamic  Sciences  International,  Inc.
Woodland  Hills,  California

                          Independent Auditor's Report
                          ----------------------------

I have audited the accompanying consolidated balance sheets of Dynamic Sciences International, Inc. and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations and changes in stockholders' equity, and changes in cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Dynamic Sciences International, Inc. and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's operations to date have resulted in substantial net losses of $453,150 and $487,912 during the years ended December 31, 1999 and 1998 respectively, and, as of those dates, had working capital deficiencies of $916,666 and $455,977 respectively. The Company has a plan for the next twelve months. First, the Company is seeking additional financing through a private placement offering. Second, the Company anticipates an increase in sales through the realization of new products that have been primarily developed over the last three years. The Company's ability to achieve the foregoing element of its plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. These conditions raise substantial doubt about the
Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Kevin  Breard,  CPA
Northridge,  California
May  18,  2000

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                               AND SUBSIDIARY
                          CONSOLIDATED  BALANCE  SHEETS

                                   ASSETS
                                                           DECEMBER  31,
                                                      ----------------------
Current assets                                           1999        1998
                                                                    ------------  ------------
Accounts receivable, net                                            $     5,465   $    70,234
Inventories                                                             912,647       985,143
Prepaid expenses and other current assets                                65,410        88,482
                                                                    ------------  ------------
  Total current assets                                                  983,522     1,143,859
Fixed assets
Property and equipment, net of $310,195 and $273,871
  accumulated depreciation                                               69,929       102,888
                                                                    ------------  ------------
  Total fixed assets, net                                                69,929       102,888
                                                                    ------------  ------------
Other assets
Other intangible assets, net of amortization                          1,546,047     1,517,681
Deposits                                                                  8,000           400
                                                                    ------------  ------------
  Total other assets                                                  1,554,047     1,518,081
                                                                    ------------  ------------
    TOTAL ASSETS                                                    $ 2,607,498   $ 2,764,828
                                                                    ============  ============

               LIABILITIES  &  STOCKHOLDERS'  EQUITY

Current liabilities
Bank overdraft                                                      $     1,862     $  13,648
Accounts payable                                                        133,573       120,856
Payroll taxes payable                                                 1,233,011       983,192
Income taxes payable                                                      1,600           800
Deferred income                                                          42,113        70,423
Current portion of long term debt                                         5,282        88,947
Other accrued liabilities                                               482,747       321,970
                                                                    ------------  ------------
  Total current liabilities                                           1,900,188     1,599,836
Long-term liabilities
Payable to related party, non-interest bearing                          472,567       472,567
Long-term debt, net of current portion                                    3,075         7,607
                                                                    ------------  ------------
  Total long-term liabilities                                           475,642       480,174
                                                                    ------------  ------------
    TOTAL LIABILITIES                                                 2,375,830     2,080,010
Stockholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized
  Series A -- outstanding 2,935,000, stated at par                    1,442,697     1,442,697
  Series B to Series G -- outstanding 4,144,188 after deducting
    1,855,800 canceled shares in treasury, started at par                60,000        60,000
Common stock, $.001 par value, 250,000,000 shares authorized
  32,052,031 issued and outstanding including
  17,746,517 subscribed, stated at par                                   32,052        32,052
Additional paid-in capital                                              447,978       447,978
Notes receivable from shareholders, non-interest bearing               (159,719)     (159,719)
Retained deficit                                                     (1,526,208)   (1,073,058)
Less treasury stock, at cost, 1,855,800 Preferred stock B-G shares      (65,132)      (65,132)
                                                                    ------------  ------------
  TOTAL STOCKHOLDERS' EQUITY                                            231,668       648,818
                                                                    ------------  ------------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 2,607,498   $ 2,764,828
                                                                    ============  ============

     The  accompanying notes are an integral part of these financial statements.

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                FOR THE YEAR
                                                          ------------------------
                                                             ENDED  DECEMBER  31,
                                                          ------------------------
REVENUE                                                      1999         1998
                                                          -----------  -----------
Sales                                                     $1,230,551   $1,021,646
                                                          -----------  -----------
  TOTAL REVENUE                                            1,230,551    1,021,646

  TOTAL COST OF SALES                                        767,930      751,817
                                                          -----------  -----------

    GROSS PROFIT                                             462,621      269,829

OPERATING EXPENSES
Selling, general, and administrative                         579,183      482,958
Research & development net of new software                   174,683      130,219
                                                          -----------  -----------
  TOTAL OPERATING EXPENSE                                    753,866      613,177
                                                          -----------  -----------
    INCOME (LOSS) FROM OPERATIONS                           (291,245)    (343,348)

OTHER INCOME AND EXPENSES
Interest expense                                            (161,113)    (144,586)
Interest income                                                    8           22
                                                          -----------  -----------
  TOTAL OTHER INCOME AND EXPENSES                           (161,105)    (144,564)
                                                          -----------  -----------
    INCOME (LOSS) BEFORE PROVISION FOR TAXES                (452,350)    (487,912)

PROVISION FOR TAXES
Income tax provision                                             800          800
                                                          -----------  -----------
  TOTAL PROVISION FOR TAXES                                      800          800
                                                          -----------  -----------

    NET INCOME (LOSS)                                     $ (453,150)  $ (488,712)
                                                          ===========  ===========

    BASIC EARNINGS (LOSS) PER SHARE                       $    (0.03)  $    (0.03)
                                                          ===========  ===========

    DILUTED EARNINGS (LOSS) PER SHARE                     $    (0.01)  $    (0.01)
                                                          ===========  ===========

  The  accompanying notes are an integral part of these financial statements.

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               FOR  THE  YEAR
                                                           ----------------------
                                                            ENDED  DECEMBER  31,
                                                           ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                          1999        1998
                                                           ----------  ----------
Net income (loss)                                          $(453,150)  $(488,712)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation                                                  36,324     107,032
Amortization                                                 197,204     197,204
Issuance of common stock for rent expenses                         -       1,000
Issuance of additional paid-in capital for rent expenses           -      82,489
(Increase) decrease in:
  Accounts receivable                                         18,053      85,075
  Allowance for doubtful accounts                             46,716      23,936
  Inventory                                                   72,496      96,708
  Prepaid expenses                                            23,072     (85,673)
(Decrease) increase in:
  Accounts payable                                            12,717     (77,242)
  Income taxes payable                                           800         800
  Payroll taxes payable                                      249,819       4,261
  Unearned income                                            (28,310)    (37,536)
  Other liabilities                                          160,777     321,970
                                                           ----------  ----------
    Total adjustments                                        789,668     720,024
                                                           ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    336,518     231,312
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                         (3,364)    (11,229)
Decrease in deposits                                          (7,600)      3,150
Deferred software costs                                     (225,571)   (315,019)
                                                           ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                       (236,535)   (323,098)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdraft                                       -      13,648
Proceeds from issuance of short-term debt                          -      88,947
Repayment of bank overdraft                                  (11,786)          -
Repayment of short term debt                                 (83,665)          -
Repayment of short term debt related party                         -      (2,000)
Repayment of long term debt                                   (4,532)     (8,809)
                                                           ----------  ----------
NET CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES       (99,983)     91,786
                                                           ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               -           -
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR             -           -
                                                           ----------  ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR           $       -   $       -
                                                           ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION
                                              For  the  Year
                                            --------------------
                                             Ended December 31,
                                            --------------------
Cash paid during the period for                1999      1998
                                            ---------  ---------
    Interest                                $   3,600  $     -0-
    Income taxes                            $     -0-  $     -0-

Noncash investing and financing transactions

  Issuance of common stock in the year ended December 31, 1998 for $83,489 in rent Expenses
    Common stock                            $   1,000
    Additional paid-in capital                 82,489
                                            ---------
                                            $  83,489
                                            =========

   The accompanying notes are an integral part of these financial statements.

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   Preferred  Stock
                      -----------------------------------------                                                      Treasury Stock
                            Series  A          Series B to G        Common Stock     Additional               Notes         Series
                      --------------------------------------------------------------  Paid-in   Accumulated  Receivable    B to G
                       Shares      Amount     Shares    Amount    Shares     Amount   Capital     Deficit   Shareholders  Preferred
                      ---------  ----------  ---------  -------  ----------  -------  --------  ------------  ---------  ----------
CONSOLIDATED BALANCES,
DECEMBER 31, 1997
(UNAUDITED)           2,935,000  $1,442,697  4,144,188  $60,000  31,052,031  $31,052  $365,489   $(584,346)   $(159,719)  $(65,132)

Common stock issued
for rent                      -           -          -        -   1,000,000    1,000    82,489            -           -          -

Net income (loss)             -           -          -        -           -        -         -     (488,712)          -          -
                      ---------  ----------  ---------  -------  ----------  -------  --------  ------------  ----------  ---------

CONSOLIDATED BALANCES,
DECEMBER 31, 1998     2,935,000  $1,442,697          -  $60,000  32,052,031  $32,052  $447,978  $(1,073,058)  $(159,719)  $(65,132)

Net income (loss)             -           -          -        -           -        -         -     (453,150)          -          -
                      ---------  ----------  ---------  -------  ----------  -------  --------  ------------  ----------  ---------

CONSOLIDATED BALANCES,
DECEMBER 31, 1999     2,935,000  $1,442,697  4,144,188  $60,000  32,052,031  $32,052  $447,978  $(1,526,208)  $(159,719)  $(65,132)
                      =========  ==========  =========  =======  ==========  =======  ========  ============  ==========  =========

                           The accompanying notes are an integral part of these financial statements.

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

NOTE  1:  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------------

General

Dynamic Sciences International, Inc. and subsidiary (the Company) is in the business of developing, manufacturing and marketing of government and commercial electronics equipment, primarily in the radio communications industry. Its principal products have been used for testing. It has recently developed a surveillance suite of products that, the Company believes, will expand its market.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Going  Concern

The Company's operations to date have resulted in substantial net losses of $453,150 and $487,912 during the years ended December 31, 1999 and 1998 respectively, and, as of those dates, had working capital deficiencies of $916,666 and $455,977 respectively. The Company has a plan for the next twelve months. First, the Company is seeking additional financing through a private placement offering. Second, the Company anticipates an increase in sales through the realization of new products that have been primarily developed over the last three years. The Company's ability to achieve the foregoing element of its plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary  of  Significant  Accounting  Policies

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying consolidated financial statements include the accounts of Dynamic Sciences International, Inc. (DSII) and its wholly owned subsidiary, Turpin Systems, Inc., both are Nevada Corporations. All significant intercompany accounts and transactions have been eliminated in consolidation. The Parent and the Subsidiary have allowed borrowing and lending on an interest free basis.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

NOTE  1:  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------------
(CONTINUED)

Property and equipment are recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets.

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," certain computer software development costs were capitalized in the accompanying balance sheets. Capitalization of computer software development costs begins with technological feasibility. The Company capitalized $225,571 and $315,019 in 1999 and 1998 respectively. The costs covered the completion two new products. These products have yet to be sold by the Company and therefore have not begun to be amortized.

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using assumptions and projections appropriate and customary at the time.

Inventory is valued at the lower of cost or market. Inventory will be recorded on a first-in first-out basis.

The Company has related party transactions. The Company is not collecting interest, nor charging interest from the loan payable/receivable to the shareholders. The Company owes the shareholders and officers $472,567. The loan payable to mature October 2002. The Company has a receivable from the same parties for $159,719, for the purchase of 17,476,517 shares of common stock. The stock is the collateral for the receivable.

Rent expense for 1999 and 1998 were $117,167 and $119,925 respectively. The Company has a lease with less than five (5) years of lease commitments at December 31, 1999. Rent expense for the year 2000 will be $122,683.

The Company calculates it's earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, " Earnings Per Share", which requires basic and diluted earnings per share calculations. Basic earnings per share is calculated on the weighted average stock outstanding.

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

NOTE  1:  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------------
(CONTINUED)

For the year ended December 31, 1999 and 1998, the Company had common stock issued and outstanding of 32,052,031. In calculating basic E.P.S., shares issued but not purchased, are not considered outstanding. The Company had 17,746,517 common stock shares issued but not purchased. For basic E.P.S., these shares are considered as not outstanding shares. For basic E.P.S., the weighted average stock outstanding for December 31, 1999 and 1998 was 14,305,514 and 14,193,185, respectively.

In calculating diluted E.P.S., the Company considers all potentially convertible securities as converted into common stock. Included as potentially convertible is the 17,746,517 shares issued but not purchased. The Preferred Stock A Series is convertible on a 1 to 1 ratio to common stock. Accordingly, for diluted E.P.S., an additional 2,935,000 shares would be considered as outstanding. The Preferred Stock B Series is convertible on a 3.525 to 1 ratio. Accordingly for diluted E.P.S., an additional 14,608,263 shares would be considered as outstanding. For diluted E.P.S., the weighted average stock outstanding for December 31, 1999 and 1998 was 49,595,294 and 49,482,965, respectively.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Because the Company has never used nor currently intends to use derivatives, management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.


NOTE  2:  ACCOUNTS  RECEIVABLE,  NET
          --------------------------

Accounts receivable are recorded on the balance net of the allowance for doubtful accounts, and consisted of the following:

                                     1999       1998
                                   ---------  ---------
  Accounts receivable trade        $ 76,117   $ 94,170
  Allowance for doubtful accounts   (70,652)   (23,936)
                                   ---------  ---------
    Accounts receivable, net       $  5,465   $ 70,234
                                   =========  =========

NOTE  3:  INVENTORIES
          -----------

Inventories consist of:          1999        1998
                              ----------  -----------
  Raw materials               $  380,428  $  450,506
  Work in process                138,620     128,183
  Finished goods                 393,599     406,452
                              ----------  -----------
     Total                       912,647  $  985,142
                              ==========  ===========

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

NOTE  4:   PROPERTY,  PLANT  AND  EQUIPMENT
           --------------------------------

Property,  plant  and  equipment  consists  of  the  following:

                                                               Depreciable
                                          1999       1998        Lives
                                       ----------  ----------  ---------
  Machinery & equipment                $ 358,392   $ 360,541   5   years
  Leasehold Improvements                  16,220      16,220   5   years
  Furniture & fixtures                     5,513           -   7   years
                                       ----------  ----------
  Total property, plant and equipment    380,125     376,761
    Accumulated depreciation            (310,195)   (273,871)
                                       ----------  ----------
  Total property, plant and
    equipment, net                     $  69,929   $ 102,888
                                       ==========  ==========

Depreciation expense for the years ended December 31, 1999 and December 31, 1998 was $36,324 and $107,032 respectively.


NOTE  5:   OTHER  LIABILITIES
           ------------------

Other liabilities are the penalties and interest on past due payroll taxes (see note 6).


NOTE  6:   COMMITMENTS  AND  CONTINGENCIES
           -------------------------------

The Company has the ongoing unresolved IRS liens and encumbrances for past due payroll taxes.

The Company has not publicly reported it's results of operations to the Securities and Exchange Commission in nine (9) years. Fines and penalties for not filing have not been included in these financial statements due to the uncertainty of an amount, if any.

The Company has recorded 18,246,517 shares of common stock transactions, which the transfer agent has not recorded. Additionally, it seems there was a mis-recorded stock transaction for 2,566 shares between the preferred A shares and the common stock. The stock transfer agent needs to record and resolve these differences.


NOTE  7:   INCOME  TAXES
           -------------

Only the Californian minimum state tax provision of $800 has been recorded. No Federal provision for income taxes have been provided. The Company incurred a loss for the year ended December 31, 1999. The Company has elected to carry forward the losses to offset future taxable income. The losses incurred for the years ended December 31, 1998 and December 31,

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

NOTE  7:   INCOME  TAXES
           -------------
(CONTINUED)

1999 can be carried forward until they expire at December 31, 2018 and December 31, 2019, respectively. There is no assurance that future taxable income will be sufficient to realize the net asset or utilize the tax carryforward. Thus, the Company has certain deferred tax assets related to the net operating loss carryforward. The Company has determined that it is more likely than not that the deferred tax asset may not be realizable. Therefore, a 100% valuation allowance has been recorded.


NOTE  8:   CAPITAL  STOCK
           --------------

The $1.00 (referred to herein as Series A) Series A Cumulative Convertible Preferred Stock is nonvoting, initially convertible into common stock on a 1 to 1 ratio, and redeemable at the option of the Company in whole or in part at call prices.

Dividends on the $1.00 Series A Cumulative Convertible Preferred Stock are payable semiannually commencing February 1, 1987 at $0.035 per share in cash, or by the issuance of registered Common Stock. In the event of an involuntary dissolution of the Company, these preferred shareholders are entitled to a liquidation preference equal to $1.00 per share, plus unpaid dividends.

The Company has not declared and has been prohibited from making such dividend payments since 1989 due to its current financial position.

The Company issued 1,000,000 shares of stock for prepaid rent and to cover back rent on the Company's facilities. For the year ended December 31, 1998, the Company valued the securities issued in accordance with FASB 123, which requires that the value of goods and services be recorded at the fair market value of the securities issued.

In the event of a involuntary dissolution of the Company, the Series B to Series G preferred shareholders are entitled to a liquidation preference equal to $1.00 per share, and shall be treated equally with the holders of the $1.00 Series A Cumulative Convertible Preferred Stock only if the Company shall have a net worth in excess of $4,000,000.

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

NOTE  9:   SEGMENT  INFORMATION
           --------------------

Industry  Segment  Data

The Company has organized its operations into a single business segment. The developing, manufacturing and marketing of government and commercial electronics equipment, and the sale of service contracts for the equipment.

Geographic Area Data

For the year ended,              International   Domestic       Total
                                 -------------  -----------  -----------
December 31, 1998
Revenues                         $    437,673   $  583,972   $1,021,645
Earnings from operations before
  income taxes                         (7,046)    (336,302)    (343,348)
Identifiable assets                         -    2,764,828    2,764,828
Net assets                                  -      648,818      648,818


December 31, 1999
Revenues                         $    773,770   $  456,781   $1,230,551
Earnings from operations before
  income taxes                        140,087     (431,332)    (291,245)
Identifiable assets                         -    2,607,498    2,607,498
Net assets                                  -      231,668      231,668