Form 10-Q
period 2000-03-31
DYNAMIC SCIENCES INTERNATIONAL INC
filed 2000-08-18
CIK 729520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the  Quarter ended                      Commission  File  Number
March  31, 2000                                       0-11686

                     DYNAMIC SCIENCES INTERNATIONAL, INC.
         ---------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

NEVADA                                                   94-3226065
--------------------------------                         ---------------
(State  or  other  jurisdiction                          (IRS  Employer
of  incorporation)                                       Identification  No.)

6130  Variel  Avenue
Woodland  Hills, California  91367   (818)226-6245
-----------------------------------  -------------
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


As of March 31, 2000 , the Registrant had 32,808,680 shares of the Company's Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was $2,624,694 computed by reference to the average of the low bid and high ask prices on March 31, 2000.

                       Documents Incorporated By Reference

                                      NONE

Item  1.     Financial Statements
--------     --------------------

                               DYNAMIC SCIENCES INTERNATIONAL, INC.
                                        AND SUBSIDIARY
                                  CONSOLIDATED  BALANCE  SHEETS
                                      ( In Thousands )

                                          ASSETS


Current Assets                                                     31 March 2000  31 December 1999
                                                                    ------------  -------------
Accounts receivable, net                                            $       113   $         5
Inventories                                                                 994           913
Prepaid expenses and other current assets                                    76            65
                                                                    ------------  ------------
  Total current assets                                                     1183           983

Property and equipment, at cost
      Machinery and equipment                                               358           358
      Office furniture and fixtures                                           6             6
      Leasehold improvements                                                 16            16

Less accumulated depreciation and amortization                              318           310
                                                                    ------------  ------------
  Total fixed assets, net                                                    62            70
                                                                    ------------  ------------
Other assets
Other intangible assets, net of amortization                               1537          1546
Deposits                                                                      8             8
                                                                    ------------  ------------
  Total other assets                                                       1545          1554
                                                                    ------------  ------------
    TOTAL ASSETS                                                    $     2,790   $     2,607
                                                                    ============  ============

                          LIABILITIES  &  STOCKHOLDERS'  EQUITY

                                                              March 31, 2000  December 31, 1999
                                                                  (UNAUDITED) (AUDITED)
Current liabilities
Short-term notes payable                                            $     -    $    2
Accounts payable                                                        191       133
Payroll taxes payable                                                 1,260      1233
Income taxes payable                                                      2         2
Deferred income                                                          42        42
Current portion of long term debt                                         6         5
Other accrued liabilities                                               491       483
                                                                    --------  --------
  Total current liabilities                                           1,992     1,900

Long-term liabilities

Long-term debt, net of current portion                                  475       475
                                                                    --------  --------
     TOTAL LIABILITIES                                                2,467     2,375

Stockholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized
  Series A -- outstanding 2,935,000, stated at par                    1,443     1,443
  Series B to Series G -- outstanding 4,144,188 after deducting
    1,855,800 canceled shares in treasury, started at par                60        60
Common stock, $.001 par value, 250,000,000 shares authorized
  33,565,329 issued and outstanding including
  17,746,517 subscribed, stated at par                                   33        32
Additional paid-in capital                                              527       448
Notes receivable from shareholders, non-interest bearing               (160)     (160)
Retained deficit                                                     (1,515)   (1,526)
Less treasury stock, at cost, 1,855,800 Preferred stock B-G shares      (65)      (65)
                                                                    --------  --------
  TOTAL STOCKHOLDERS' EQUITY                                            323       232
                                                                    --------  --------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 2,790   $ 2,607
                                                                    ========  ========

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          FOR THE 3 months ended
                                                          ------------------------
                                                       March 31, 2000  March 31, 1999
Sales                                                     $       288  $       453
                                                          -----------  -----------
  TOTAL REVENUE                                                   288          453

  TOTAL COST OF SALES                                             129          207
                                                          -----------  -----------

    GROSS PROFIT                                                  159          246

OPERATING EXPENSES
Selling, general, and administrative                              122          183
Research & development net of new software                         18           23
                                                          -----------  -----------
  TOTAL OPERATING EXPENSE                                         140          206
                                                          -----------  -----------
    INCOME (LOSS) FROM OPERATIONS                                  19           40

OTHER INCOME AND EXPENSES
Interest expense                                                    8            9
Interest income                                                     -            -
                                                          -----------  -----------
  TOTAL OTHER INCOME AND EXPENSES                                   8            9

INCOME (LOSS) BEFORE PROVISION FOR TAXES                           11           31

PROVISION FOR TAXES                                                 0            0


    NET INCOME (LOSS)                                     $        11  $        31
                                                          ===========  ===========

    BASIC EARNINGS (LOSS) PER SHARE                       $     .0003  $     .0009
                                                          ===========  ===========

WEIGHTED NUMBER OF SHARES OUTSTANDING                     32,808,680    32,052,031

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                              FOR THE QUARTER
                                                           ----------------------
                                                              ENDED MARCH 31,
                                                           ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                          2000        1999
                                                           (UNAUDITED)   (RESTATED)
Net income (loss)                                          $      11   $      31
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and Amoritization                                    57          57

Issuance of common stock for rent expenses                         1           0
Issuance of additional paid-in capital for rent expenses          79           0
(Increase) decrease in:
  Accounts receivable                                           (142)       (104)
   Inventory                                                     (81)         32
  Prepaid expenses                                               (11)          0
(Decrease) increase in:
  Accounts payable                                                52           9
  Accrued expenses                                                35           0

NET CASH PROVIDED BY OPERATING ACTIVITIES                          1          25

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   0          (5)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short term debt                                      (1)          5
Repayment of long term debt                                        0         (25)
                                                           ----------  ----------
NET CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES            (1)        (20)
                                                           ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               -           -
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR             -           -
                                                           ----------  ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR           $       -   $       -
                                                           ==========  ==========

Item  2.        Management's Discussion and Analysis of Financial  Condition and
--------------------------------------------------------------------------------

First Quarter of 2000 Compared to First Quarter of 1999
-------------------------------------------------------

Total net sales for the first quarter of year 2000 decreased $165,000 or 36% From the first quarter of 1999 primarily due to the 1999 quarter sales being larger than previous quarters with delivery of a DSI-9000 system to Europe . The Company's sales volume is affected by its dependence on a market generated by governmental agency requirements and their budget allocations.

Gross profit decreased by $87,000 or 35% from Q1 1999 as a result of decreased sales with cost of sales remaining proportionally the same.

Research and development costs decreased $5,000 or 22% from Q1 Fiscal 1999 to Q1, 2000. As a percentage of sales, R & D expenses increased from 5% in 1999 to 6% in 2000. The decrease in dollars spent was the result of development efforts on the R-1550 Receiver nearing completion.

Selling, general and administrative expenses decreased $61,000 or 33% from 1999. As a percentage of sales, those expenses represented 40% in 1999 and 42% in 2000.

The gross profit from DSII operations in Q1 1999 of $40,000 decreased to $19,000 in Q1 of 2000. As a percentage of sales, this was 8.8% in 1999 and 6.6% in 2000, or a decrease of 2.2% decrease of profit as a percent of sales. Operating income was a profit of 31,000 in Q1 1999 and a profit of $11,000 in Q1 2000 or as a percentage of sales 6.8% in 1999, and 3.8% in 2000.The Company capitalized $ 19,000 in Q1 2000 in software development costs on new projects. These costs will be written off over the next five years.

Interest  expense  decreased  $1,000  or  11%.

Liquidity  and  Capital  Resources
----------------------------------

At March 31, 2000, the Company was not encumbered by bank debt, and its working capital was $323,000, a increase of $81,000 from December 31, 1990. The Company is presently committed to generating working capital requirements from internal operations, while external-financing resources will continue to be pursued. Due to the nature of its products, the Company has been able to negotiate prompt payment schedules with some of its customers. The process is expected to continue during 2000. Short-term liquidity problems have developed due to delayed sales and the lack of external financing resources. Long-term liquidity would be dependent on achieving sales projections.

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


Date: 8 August, 2000                     Dynamic Sciences International, Inc.
      --------------

                                         By:  /s/  Eli I. Shiri
                                            ---------------------------------
                                              Eli  I.  Shiri
                                              Chairman  of  the  board