Form 10-Q
period 2000-06-30
DYNAMIC SCIENCES INTERNATIONAL INC
filed 2000-08-18
CIK 729520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the  Quarter  ended                            Commission  File  Number
June 30, 2000                                                0-11686

                     DYNAMIC SCIENCES INTERNATIONAL, INC.
         ---------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

NEVADA                                                   94-3226065
--------------------------------                         ---------------
(State  or  other  jurisdiction                          (IRS  Employer
of  incorporation)                                       Identification  No.)

6130  Variel  Avenue
Woodland  Hills, California  91367          (818)226-6245
------------------------------------         -------------
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

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for the past 90 days.   Yes__
No  X
   ---


As  of  June 30,  2000  ,  the Registrant had 34,431,995 shares of the
Company's Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was $3,443,200 computed by reference to the ask prices on June 30, 2000.

                       Documents Incorporated By Reference

                                      NONE

Item  1.     Financial Statements
-------      --------------------

                              DYNAMIC SCIENCES INTERNATIONAL, INC.
                                        AND SUBSIDIARY
                                  CONSOLIDATED  BALANCE  SHEETS
                                        ( In Thousands )

ASSETS
                                                                   30 June 2000  31 December 1999
                                                                    (Unaudited)    (Audited)
Current Assets                                                      ------------  ------------
Cash and cash equivalents                                           $        20  $          0
Accounts receivable, net                                                    142             5
Inventories                                                                 954           913
Prepaid expenses and other current assets                                    75            65
                                                                    ------------  ------------
  Total current assets                                                     1191           983

Property and equipment, at cost
     Machinery and equipment                                                358           358
     Office furniture and fixtures                                            6             6
     Leasehold improvements                                                  16            16

Less accumulated depreciation and amortization                              326           310
                                                                    ------------  ------------
  Total fixed assets, net                                                    54            70
                                                                    ------------  ------------
Other assets
Other intangible assets, net of amortization                               1566          1546
Deposits                                                                      9             8
                                                                    ------------  ------------
  Total other assets                                                       1555          1554
                                                                    ------------  ------------
    TOTAL ASSETS                                                    $     2,820   $     2,607
                                                                    ============  ============

                           LIABILITIES  &  STOCKHOLDERS'  EQUITY

                                                                   June 30, 2000  December 31, 1999
                                                                    (UNAUDITED)    (AUDITED)
                                                                    ------------  --------------
Current liabilities
Short-term notes payable                                            $          -  $          2
Accounts payable                                                             103           133
Payroll taxes payable                                                      1,239          1233
Income taxes payable                                                           2             2
Deferred income                                                               52            42
Current portion of long term debt                                              7             5
Other accrued liabilities                                                    511           483
                                                                    ------------  -------------
  Total current liabilities                                                1,914         1,900

Long-term liabilities

Long-term debt, net of current portion                                       475           475
                                                                    ------------  -------------
     TOTAL LIABILITIES                                                     2,389         2,375

Stockholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized
  Series A -- outstanding 2,935,000, stated at par                         1,443         1,443
  Series B to Series G -- outstanding 4,144,188 after deducting
    1,855,800 canceled shares in treasury, started at par                     60            60
Common stock, $.001 par value, 250,000,000 shares authorized
  35,298,662 issued and outstanding including
  17,746,517 subscribed, stated at par                                        35            32
Additional paid-in capital                                                   629           448
Notes receivable from shareholders, non-interest bearing                    (160)         (160)
Retained deficit                                                          (1,511)       (1,526)
Less treasury stock, at cost, 1,855,800 Preferred stock B-G shares           (65)          (65)
                                                                    ------------  -------------
  TOTAL STOCKHOLDERS' EQUITY                                                 431           232
                                                                    ------------  -------------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $      2,820       $ 2,607
                                                                    ============  =============

                                     DYNAMIC SCIENCES INTERNATIONAL, INC.
                                                 AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                               Three months ended             Six Months Ended

                                                          June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999
Sales                                                     -------------  -------------  -------------  -------------
  TOTAL REVENUE                                           $         250  $         352  $         538  $         805

  TOTAL COST OF SALES                                               110            194            239            365
                                                          -------------  -------------  -------------  -------------

    GROSS PROFIT                                                    140            194            299            440

OPERATING EXPENSES
Selling, general, and administrative                                119            143            241            326
Research & development net of new software                           10              9             28             32
                                                          -------------  -------------  -------------  -------------
  TOTAL OPERATING EXPENSE                                           129            152            269            358
                                                          -------------  -------------  -------------  -------------
    INCOME (LOSS) FROM OPERATIONS                                    11             42             30             82

OTHER INCOME AND EXPENSES
Interest expense                                                      7             10             15             19
Interest income                                                       -              -              -              -
                                                          -------------  -------------  -------------  -------------
  TOTAL OTHER INCOME AND EXPENSES                                     7             10             15             19

INCOME (LOSS) BEFORE PROVISION FOR TAXES                              4             32             15             63

PROVISION FOR TAXES                                                   0              0              0              0


    NET INCOME (LOSS)                                     $           4  $          32  $          15  $          63
                                                          =============  =============  =============  =============

    BASIC EARNINGS (LOSS) PER SHARE                       $      .00001         $.0009        $ .0004        $ .0019
                                                          =============  =============  =============  =============
WEIGHTED NUMBER OF SHARES OUTSTANDING                        34,431,995     32,052,031     34,431,995     32,052,031

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               FOR  SIX MONTHS
                                                           ----------------------
                                                               ENDED  June  30,
                                                           ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                          2000       1999
                                                           (UNAUDITED) (RESTATED)
                                                           ----------  ----------
Net income (loss)                                          $     15    $     63
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:                                 0           0
Depreciation and Amoritization                                  114         114

Issuance of common stock for rent expenses                        1           0
Issuance of additional paid-in capital for rent expenses         79           0
(Increase) decrease in:
       Accounts receivable                                     (137)       (186)
       Inventory                                                (41)         35
       Prepaid expenses                                         (10)          0
(Decrease) increase in:
       Accounts payable                                         (30)          9
       Accrued expenses                                         (28)          0

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                (37)         35

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES
   Software development costs, net                              (46)         (5)

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of short term debt                                  (1)          5
   Repayment of long term debt                                    0         (25)
   Issuance of common stock                                       2           0
   Additional paid in capital through issuance
        Of common stock                                         102           0
                                                           ----------  ----------
NET CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES          103         (20)
                                                           ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             20          10
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD              0           0
                                                           ----------  ----------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD             $     20    $     10
                                                           ==========  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of operations
--------------------------------------------------------------------------------

Results of operations
---------------------

Total net sales for the second quarter of year 2000 decreased $102,000 or 29% From the second quarter of the previous year, and $38,000 or 13% lower than the first quarter of the current year. The Company's sales volume is affected by its dependence on a market generated or influenced by government agency requirements and their budget allocations.

Gross profit decreased by $54,000 or 28% from Q1 1999 as a result of decreased sales with cost of sales remaining proportionally the same at 44%.

Research and development costs increased $1,000 or 11% from Q2 Fiscal 1999 to Q2, 2000. As a percentage of sales, R & D expenses increased from 2.5% in 1999 to 4% in 2000. The small increase in dollars spent was the result of development of the R-1550 Receiver and DSI-1550 system integration efforts.

Selling, general and administrative expenses decreased $24,000 or 17% from 1999. As a percentage of sales, those expenses represented 40% in 1999 and 48% in 2000.

The gross profit from DSII operations in Q2 1999 of $42,000 decreased to $11,000 in Q2 of 2000. As a percentage of sales, this was 11.8% in 1999 and 4.4% in 2000, or a decrease of 7.4% of profit as a percent of sales. Operating income was a profit of 32,000 in Q2 1999 and a profit of $4,000 in Q2 2000 or as a percentage of sales 9.1% in 1999, and 1.6% in 2000. The Company did not capitalize any additional software development costs in the second quarter of 2000. The balance of net software development costs was increased by $29,000 to account for Capitalization of certain costs associated with the R-1550 and R-1560 development. These costs will be written off over the next five years.


Interest  expense  decreased  $3,000  or  33% from Q2 1999 to Q2 of 2000.

Liquidity  and  Capital  Resources
----------------------------------

At June 30, 2000, the Company was not encumbered by bank debt, and its working capital was $431,000, a increase of $199,000 from December 31, 1999. The Company is presently committed to generating working capital requirements from internal operations, while external-financing resources will continue to be pursued. Due to the nature of its products, the Company has been able to negotiate prompt payment schedules with some of its customers. The process is expected to continue during 2000. Short-term liquidity problems have developed due to delayed sales and the lack of external financing resources. Long-term liquidity would be dependent on achieving sales projections.

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


Date: 8 August, 2000                     Dynamic Sciences International, Inc.
      --------------

                                         By:  /s/  Eli I. Shiri
                                            -------------------------------
                                              Eli  I.  Shiri
                                              Chairman of the board