Form 10-Q
period 1999-06-30
DYNAMIC SCIENCES INTERNATIONAL INC
filed 2000-09-18
CIK 729520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For  the  Quarter ended                      Commission  File  Number
June 30, 1999                                       0-11686

                     DYNAMIC SCIENCES INTERNATIONAL, INC.
         ---------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

NEVADA                                                   94-3226065
--------------------------------                         ---------------
(State  or  other  jurisdiction                          (IRS  Employer
of  incorporation)                                       Identification  No.)

6130  Variel  Avenue
Woodland  Hills, California  91367   (818)226-6245
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

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for the past 90 days.  Yes
No  X                                                                        ---
   ---

As of June 30, 1999 , the Registrant had 32,052,031 shares of the Company's Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was $324,694 computed by reference to the average of the low bid and high ask prices on June 30, 1999.


                       Documents Incorporated By Reference

                                      NONE

Item  1.     Financial Statements
--------     --------------------

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                               AND SUBSIDIARY
                          CONSOLIDATED  BALANCE  SHEETS
                               ( In Thousands )
                                   ASSETS


Current Assets                                                    30 June 1999 30 June 1998
                                                                     (AUDITED)    (AUDITED)
                                                                   ------------  ------------
Cash and cash equivalents                                            $      10       $     0
Accounts receivable, net                                                    86            77
Inventories                                                                983          1053
Prepaid expenses and other current assets                                   70            92
                                                                   ------------  ------------
  Total current assets                                                    1149          1222

Property and equipment, at cost
         Machinery and equipment                                           358           358
         Office furniture and fixtures                                       6             6
         Leasehold improvements                                             16            16

Less accumulated depreciation and amortization                             294           257
                                                                   ------------  ------------
  Total fixed assets, net                                                   86           123
                                                                   ------------  ------------
Other assets
Other intangible assets, net of amortization                              1434          1361
Deposits                                                                     8             3
                                                                   ------------  ------------
  Total other assets                                                      1442          1364
                                                                   ------------  ------------
    TOTAL ASSETS                                                   $     2,677   $     2,709
                                                                   ============  ============


               LIABILITIES  &  STOCKHOLDERS'  EQUITY

                                                                  June 3, 1999  June 30, 1998
                                                                     (AUDITED)     (AUDITED)
Current liabilities
Short-term notes payable                                             $      22        $    6
Accounts payable                                                           120           209
Payroll taxes payable                                                    1,040           875
Income taxes payable                                                         2             1
Deferred income                                                             25            55
Current portion of long term debt                                           23           100
Other accrued liabilities                                                  442           322
                                                                   ------------  ------------
  Total current liabilities                                              1,674         1,568

Long-term liabilities

Long-term debt, net of current portion                                     475           475
                                                                   ------------  ------------
     TOTAL LIABILITIES                                                   2,149         2,043

Stockholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized
  Series A -- outstanding 2,935,000, stated at par                       1,443         1,443
  Series B to Series G -- outstanding 4,144,188 after deducting
    1,855,800 canceled shares in treasury, started at par                   60            60
Common stock, $.001 par value, 250,000,000 shares authorized
  33,565,329 issued and outstanding including
  17,746,517 subscribed, stated at par                                      32            32
Additional paid-in capital                                                 448           448
Notes receivable from shareholders, non-interest bearing                  (160)         (160
Retained deficit                                                        (1,230)       (1,092
Less treasury stock, at cost, 1,855,800 Preferred stock B-G shares         (65)          (65
                                                                   ------------  ------------
  TOTAL STOCKHOLDERS' EQUITY                                               528           666
                                                                   ------------  ------------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $ 2,677       $ 2,709
                                                                   ============  ============

                                    DYNAMIC SCIENCES INTERNATIONAL, INC.
                                            AND SUBSIDIARY
                                    CONSOLIDATED STATEMENT OF OPERATIONS



                                            Three Months ended June 30               Six months ended June 30
                                            --------------------------               ------------------------
                                               1999          1998                       1999         1998
Sales
  TOTAL REVENUE                               $  352       $   270                    $  805       $  346

  TOTAL COST OF SALES                            158           111                       365          139
                                            --------------------------               ------------------------

    GROSS PROFIT                                 194           159                       440          207

OPERATING EXPENSES
Selling, general, and administrative            143            136                       326          295
Research & development net of new software        9             14                        32           31
                                            --------------------------               ------------------------
  TOTAL OPERATING EXPENSE                       152            150                       358          326
                                            --------------------------               ------------------------

INCOME (LOSS) FROM OPERATIONS                    42              9                        82         (119)

OTHER INCOME AND EXPENSES
Interest expense                                 10              8                        19           10
Interest income                                   0              0                         -           -
                                                                                     ------------------------
  TOTAL OTHER INCOME AND EXPENSES                10              8                        19           10

INCOME (LOSS) BEFORE PROVISION FOR TAXES         32              1                        63         (129)

PROVISION FOR TAXES                               0              0                         0            0


    NET INCOME (LOSS)                            32              1                    $   63       $ (129)
                                            ==========================               ========================

BASIC EARNINGS (LOSS) PER SHARE             $ 0.0009      $  0.00003                 $ 0.0019     $ (0.004)
                                            ==========================               ========================

WEIGHTED NUMBER OF SHARES OUTSTANDING       32,052,031    32,052,031                 32,052,031   32,052,031

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                             FOR  SIX   MONTHS
                                                           ----------------------
                                                              ENDED  JUNE  30
                                                           ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                          1999        1998
                                                           (AUDITED)   (RESTATED)
Net income (loss)                                          $     63  $     (129)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and Amoritization                                  114          53

Issuance of common stock for rent expenses                        0           1
Issuance of additional paid-in capital for rent expenses          0          41
(Increase) decrease in:
  Accounts receivable                                          (186)         42
   Inventory                                                     35          43
  Prepaid expenses                                                0           0
(Decrease) increase in:
  Accounts payable                                                9         (38)
  Accrued expenses                                                0           0

NET CASH PROVIDED BY OPERATING ACTIVITIES                        35          13

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 (5)        (15)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short term debt                                      5           0
Repayment of long term debt                                     (25)          2
                                                           ----------  ----------
NET CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES          (20)           2
                                                           ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               -           -
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD           -           -
                                                           ----------  ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD           $   10    $       0
                                                           ==========  ==========

 Item  2.       Management's Discussion and Analysis of Financial  Condition and
--------------------------------------------------------------------------------

Second Quarter of 1999 Compared to the Second Quarter of 1998
                  ---------------------------------------------

Total net sales for the second quarter of year 1999 increased $ 82,000 or 30% From the second quarter of 1998, primarily due to the delivery of additional R-110 Receivers to Europe. The Company's sales volume is affected by its dependence on a market generated by governmental agency requirements and their budget allocations.

Gross profit increased by $34,000 or 21% from Q2 of 1998 as a result of increased sales with only a small percentage increase in cost of sales.

Research and development costs decreased $5,000 or 37% from Q2 Fiscal 1998 to Q2, 1999. As a percentage of sales, R & D expenses decreased from 5% in 1998 to 2.5% in 1999. The decrease in dollars spent was the result of completing efforts on the DSI-200 EMC System.

Selling, general and administrative expenses increased $7,000 or 5% from 1998. As a percentage of sales, those expenses represented 50% in 1998 and 41% in 1999.

The income from DSII operations in Q2 1998 of $9,000 increased to $42,000 in Q2 of 1999. As a percentage of sales, this was 3.3% in 1998 and 11.9% in 1999, or an increase of 8.6% of profit as a percent of sales. Operating income was a profit of $1,000 in Q2 1998 and a profit of $32,000 in Q2 1999 or as a percentage of sales 0.3% in 1998, and 9.1% in 1999. The Company capitalized $47,000 in Q2 1999 in software development costs on new projects. These costs will be written off over the next five years.


Interest  expense  increased  $2,000  or  25%.

Liquidity  and  Capital  Resources
----------------------------------

At June 30, 1999, the Company was not encumbered by bank debt, and its working capital was $528,000, a decrease of $138,000 from June 30, 1998. The Company is presently committed to generating working capital requirements from internal operations, while external-financing resources will continue to be pursued. Due to the nature of its products, the Company has been able to negotiate prompt payment schedules with some of its customers. The process is expected to continue during 1999. Short-term liquidity problems have developed due to delayed sales and the lack of external financing resources. Long-term liquidity would be dependent on achieving sales projections.

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

         22.1  List  of  Subsidiaries  of  the  Registrant.


Form  8-K  Reports
------------------

There were no filings made on Form 8-K during the quarter ending June 30, 1999.

SIGNATURES

Pursuant to the requirements of Section 13, or 115(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 14 September, 2000                Dynamic Sciences International, Inc.
       -----------------

                                         By:   /s/ Eli I. Shiri
                                            -------------------------------
                                              Eli  I.  Shiri
                                              Chairman  of  the  board