Form 10-Q
period 1999-09-30
DYNAMIC SCIENCES INTERNATIONAL INC
filed 2000-09-18
CIK 729520

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For  the  Quarter ended                      Commission  File  Number
September 30, 1999                                   0-11686

                     DYNAMIC SCIENCES INTERNATIONAL, INC.
         ---------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

NEVADA                                                   94-3226065
--------------------------------                         ---------------
(State  or  other  jurisdiction                          (IRS  Employer
of  incorporation)                                       Identification  No.)

6130  Variel  Avenue
Woodland  Hills, California  91367   (818)226-6245
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


As of September 30, 1999 , the Registrant had 32,052,031 shares of the Company's Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates was $1,282,081 computed by reference to the average of the low bid and high ask prices on September 30, 1999.

                       Documents Incorporated By Reference

                                      NONE

Item  1.     Financial Statements
--------     --------------------


                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                ( In Thousands )

                                     ASSETS


Current Assets                                                      30 Sept.1999  30 Sept.1998
                                                                      (AUDITED)    (AUDITED)
                                                                    ------------  ------------
Cash and cash equivalents                                            $        5    $        1
Accounts receivable, net                                                     27            72
Inventories                                                                1004          1022
Prepaid expenses and other current assets                                    72            85
                                                                    ------------  ------------
  Total current assets                                                     1108          1180

Property and equipment, at cost
     Machinery and equipment                                                358           358
     Office furniture and fixtures                                            6             6
     Leasehold improvements                                                  16            16

Less accumulated depreciation and amortization                              302           265
                                                                    ------------  ------------
  Total fixed assets, net                                                    78           115
                                                                    ------------  ------------
Other assets
Other intangible assets, net of amortization                               1490          1439
Deposits                                                                      8             3
                                                                    ------------  ------------
  Total other assets                                                       1498          1442
                                                                    ------------  ------------
    TOTAL ASSETS                                                    $     2,684   $     2,737
                                                                    ============  ============


               LIABILITIES  &  STOCKHOLDERS'  EQUITY

                                                                SEPT 30, 1999   SEPT 30, 1998
                                                                   (AUDITED)     (AUDITED)

Current liabilities
Short-term notes payable                                             $    0    $     9
Accounts payable                                                        170        180
Payroll taxes payable                                                 1,191        940
Income taxes payable                                                      2          1
Deferred income                                                          42         62
Current portion of long term debt                                        18         80
Other accrued liabilities                                               462        302
                                                                    ---------  ---------
  Total current liabilities                                           1,885      1,574

Long-term liabilities

Long-term debt, net of current portion                                  475        475
                                                                    ---------  ---------
     TOTAL LIABILITIES                                                2,310      2,049

Stockholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized
  Series A -- outstanding 2,935,000, stated at par                    1,443      1,443
  Series B to Series G -- outstanding 4,144,188 after deducting
    1,855,800 canceled shares in treasury, started at par                60         60
Common stock, $.001 par value, 250,000,000 shares authorized
  33,565,329 issued and outstanding including
  17,746,517 subscribed, stated at par                                   32         32
Additional paid-in capital                                              448        448
Notes receivable from shareholders, non-interest bearing               (160)      (160)
Retained deficit                                                     (1,434)    (1,070)
Less treasury stock, at cost, 1,855,800 Preferred stock B-G shares      (65)       (65)
                                                                    ---------  ---------
  TOTAL STOCKHOLDERS' EQUITY                                            324        688
                                                                    ---------  ---------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 2,684    $ 2,737
                                                                    =========  =========

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                            Three Months ended SEPT 30    Six months ended SEPT 30
                                          ---------------------------    ------------------------
                                                 1999         1998           1999         1998
Sales
  TOTAL REVENUE                               $  151       $   336        $    956     $      682

  TOTAL COST OF SALES                             81           164             446            303
                                          ---------------------------    ------------------------

    GROSS PROFIT                                  70           172             510            379

OPERATING EXPENSES
Selling, general, and administrative             160           182             486            477
Research & development net of new software        11            11              43             42
                                          ---------------------------    ------------------------
  TOTAL OPERATING EXPENSE                        171           193             529            519
                                          ---------------------------    ------------------------

INCOME (LOSS) FROM OPERATIONS                   (101)          (21)            (19)          (140)

OTHER INCOME AND EXPENSES
Interest expense                                  8              8              27             18
Interest income                                   0              0               -              -
                                          ---------------------------    ------------------------
  TOTAL OTHER INCOME AND EXPENSES                 8              8              27             18


INCOME (LOSS) BEFORE PROVISION FOR TAXES       (109)           (29)            (46)          (158)

PROVISION FOR TAXES                               0              0               0              0


    NET INCOME (LOSS)                          (109)           (29)        $   (46)        $ (158)
                                          ============================    ========================

BASIC EARNINGS (LOSS) PER SHARE            $(0.0034)     $ (0.0009)       $(0.0014)     $ (0.0049)

                                          ============================    ========================

WEIGHTED NUMBER OF SHARES OUTSTANDING      32,052,031    32,052,031       32,052,031    32,052,031



                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                              FOR NINE  MONTHS
                                                           ----------------------
                                                              ENDED  SEPT  30
                                                           ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                          1999        1998
                                                           (AUDITED)   (RESTATED)
Net income (loss)                                          $    (46)   $   (158)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and Amoritization                                  114         114

Issuance of common stock for rent expenses                        0           1
Issuance of additional paid-in capital for rent expenses          0          62
(Increase) decrease in:
  Accounts receivable                                           (69)          5
   Inventory                                                    (21)         31
  Prepaid expenses                                                0           0
(Decrease) increase in:
  Accounts payable                                               50          29
  Accrued expenses                                                0           0

NET CASH PROVIDED BY OPERATING ACTIVITIES                        28          84

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                (10)        (57)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short term debt                                     (3)          0
Repayment of long term debt                                     (10)        (26)
                                                           ----------  ----------
NET CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES          (13)        (26)
                                                           ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              5           1
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD          0           0
                                                           ----------  ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD           $    5    $      1
                                                           ==========  ==========


 Item  2.        Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------

Third Quarter of 1999 Compared to the Third Quarter of 1998
-----------------------------------------------------------

Total net sales for the third quarter of year 1999 decreased $ 185,000 or 55% From the third quarter of 1998, primarily due to slower sales during the period. The Company's sales volume is affected by its dependence on a market generated by governmental agency requirements and their budget allocations.

Gross profit decreased by $102,000 or 59% from Q3 of 1998 as a result of decreased sales. Cost of sales were 53% in 1999 and 48% in 1998 for the period.

Research and development costs remained the same at $11,000 for Q3 of 1999 Compared to Q3, 1998. As a percentage of sales, R & D expenses increased from 3% in 1998 to 7% in 1999. The increased percentage of R & D dollars shows DSII's commitment to maintaining new product development in spite of slower sales during the period.

Selling,  general  and  administrative  expenses  decreased  $22,000 or 12% from
1998. As  a  percentage   of  sales for the period,  those  expenses represented
54%  in  1998 and  106%  in  1999.

The income (loss) from DSII operations in Q3 1998 of ($21,000) increased to ($101,000) in Q3 of 1999. Operating income was a loss of $29,000 in Q3 1998 and a loss of $109,000 in Q3 1999. These losses are primarily due to the operating expenses remaining almost constant during the slower sales period. Management feels that it has reduced the operating expenses to the minimum level consistent with efficient operation of all the required functions of the company. The Company capitalized $46,000 in Q3 1999 in software development costs on new projects. These costs will be written off over the next five years.

Interest  expense  ramained at $11,000 for the two compared periods.

Liquidity  and  Capital  Resources
----------------------------------

At September 30, 1999, the Company was not encumbered by bank debt, and its working capital was $324,000, a decrease of $364,000 from Sept. 30, 1998. The Company is presently committed to generating working capital requirements from internal operations, while external-financing resources will continue to be pursued. Due to the nature of its products, the Company has been able to negotiate prompt payment schedules with some of its customers. The process is expected to continue during 1999. Short-term liquidity problems have developed due to delayed sales and the lack of external financing resources. Long-term liquidity would be dependent on achieving sales projections.

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

         22.1  List  of  Subsidiaries  of  the  Registrant.


Form  8-K  Reports
------------------

There were no filings made on Form 8-K during the quarter ending September 30, 1999.

SIGNATURES

Pursuant to the requirements of Section 13, or 115(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 14 September, 2000                Dynamic Sciences International, Inc.
      ------------------

                                         By:   /s/ Eli I. Shiri
                                            --------------------------------
                                              Eli  I.  Shiri
                                              Chairman  of  the  board