Form 10-Q
period 2000-09-30
DYNAMIC SCIENCES INTERNATIONAL INC
filed 2000-11-02
CIK 729520

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549


                                  FORM  10-Q

                     PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  QUARTER  ENDED                          COMMISSION FILE NUMBER
SEPTEMBER 30, 2000                                0-11686

                     DYNAMIC SCIENCES INTERNATIONAL, INC.
         ---------------------------------------------------------
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA                                                   94-3226065
--------------------------------                         ---------------
(STATE OR OTHER JURISDICTION                             (IRS  EMPLOYER
OF  INCORPORATION)                                       IDENTIFICATION NO.)

6130  VARIEL  AVENUE
WOODLAND  HILLS, CALIFORNIA  91367    (818)226-6245
------------------------------------  -------------
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

       COMMON  STOCK - $.001 PAR VALUE
       $1.00 CUMULATIVE CONVERTIBLE PREFERRED STOCK - $.01 PAR VALUE

     CHECK  WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2)     HAS  BEEN  SUBJECT  TO  SUCH  FILING  REQUIREMENTS FOR THE PAST 90 DAYS.
YES X   NO
   ---    ---


AS OF SEPTEMBER 30, 2000 , THE REGISTRANT HAD 34,074,141 SHARES OF THE COMPANY'S COMMON STOCK OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES WAS $1,603,707 COMPUTED BY REFERENCE TO THE AVERAGE OF THE LOW BID AND HIGH ASK PRICES ON SEPTEMBER 30, 2000.

                       DOCUMENTS  INCORPORATED  BY  REFERENCE

                                      NONE

Item  1.     Financial Statements
--------     --------

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                               AND SUBSIDIARY
                          CONSOLIDATED  BALANCE  SHEETS
                               (In Thousands)


                                     ASSETS


Current Assets                                                     30 Sept.2000   31 Dec. 1999
                                                                     (UNAUDITED)     (AUDITED)
                                                                    ------------  ------------
Cash and cash equivalents                                           $        11   $
Accounts receivable, net                                                     42             5
Inventories                                                                 979           913
Prepaid expenses and other current assets                                    78            65
                                                                    ------------  ------------
  Total current assets                                                     1110           983

Property and equipment, at cost
     Machinery and equipment                                                358           358
     Office furniture and fixtures                                            6             6
     Leasehold improvements                                                  16            16

Less accumulated depreciation and amortization                              333           310
                                                                    ------------  ------------
  Total fixed assets, net                                                    47            70
                                                                    ------------  ------------
Other assets
Other intangible assets, net of amortization                               1532          1546
Deposits                                                                      9             8
                                                                    ------------  ------------
  Total other assets                                                       1541          1554
                                                                    ------------  ------------
    TOTAL ASSETS                                                    $     2,698   $     2,607
                                                                    ============  ============


                          LIABILITIES  &  STOCKHOLDERS'  EQUITY

                                                                    SEPT 30, 2000  DEC 31, 1999
                                                                     (UNAUDITED)    (AUDITED)
Current liabilities
Short-term notes payable                                            $          0  $         2
Accounts payable                                                              48          133
Payroll taxes payable                                                      1,259         1233
Income taxes payable                                                           2            2
Deferred income                                                               43           42
Current portion of long term debt                                              0            5
Other accrued liabilities                                                    516          483
                                                                     ------------  -----------
  Total current liabilities                                                1,868        1,900

Long-term liabilities

Long-term debt, net of current portion                                      472           475
                                                                    ------------  ------------
     TOTAL LIABILITIES                                                    2,340         2,375

Stockholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized
  Series A -- outstanding 2,935,000, stated at par                        1,443         1,443
  Series B to Series G -- outstanding 4,144,188 after deducting
    1,855,800 canceled shares in treasury, started at par                    60            60
Common stock, $.001 par value, 250,000,000 shares authorized
  33,565,329 issued and outstanding including
  17,746,517 subscribed, stated at par                                       36            32
Additional paid-in capital                                                  676           448
Notes receivable from shareholders, non-interest bearing                   (160)         (160)
Retained deficit                                                         (1,632)       (1,526)
Less treasury stock, at cost, 1,855,800 Preferred stock B-G shares          (65)          (65)
                                                                    ------------  ------------
  TOTAL STOCKHOLDERS' EQUITY                                                358           232
                                                                    ------------  ------------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 2,698       $ 2,607
                                                                    ============  ============

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                               Three Months ended SEPT 30        Nine months ended SEPT 30
                                               --------------------------        ------------------------
                                               2000          1999                2000         1999
Sales
  TOTAL REVENUE                               $      318  $      151            $       856  $      956

  TOTAL COST OF SALES                                103          81                    342         446
                                              ----------  -----------           -----------  -----------

    GROSS PROFIT                                     215          70                    514         510

OPERATING EXPENSES
Selling, general, and administrative                 171         160                    412         486
Research & development net of new software            16          11                     44          43
                                              ----------  -----------           -----------  -----------
  TOTAL OPERATING EXPENSE                            187         171                    456         529
                                              ----------  -----------           -----------  -----------

INCOME (LOSS) FROM OPERATIONS                         28        (101)                    58         (19)

OTHER INCOME AND EXPENSES
Interest expense                                       9           8                     24          27
Interest income                                        0           0                      0           0
                                              ----------  -----------           -----------  -----------
  TOTAL OTHER INCOME AND EXPENSES                      9           8                     24          27


INCOME (LOSS) BEFORE PROVISION FOR TAXES              19        (109)                    34         (46)

PROVISION FOR TAXES                                    0           0                      0           0


    NET INCOME (LOSS)                                 19        (109)           $        34  $      (46)
                                              ==========  ===========           ===========  ===========

BASIC EARNINGS (LOSS) PER SHARE               $   0.0005  $  (0.0034)           $    0.0009  $  (0.0014)


                                              ==========  ===========           ===========  ===========

WEIGHTED NUMBER OF SHARES OUTSTANDING         34,074,141   32,052,031            34,074,141  32,052,031

                      DYNAMIC SCIENCES INTERNATIONAL, INC.
                                  AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


FOR  NINE   MONTHS
                                                           ----------------------
                                                            ENDED  SEPT  30
                                                           ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                          2000         1999
                                                           (UNAUDITED)   (AUDITED)
Net income (loss)                                          $     34   $     (46)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and Amoritization                                  171         114

Issuance of common stock for rent expenses                        0           0
Issuance of additional paid-in capital for rent expenses          0           0
(Increase) decrease in:
  Accounts receivable                                          (100)        (69)
   Inventory                                                    (25)        (21)
  Prepaid expenses                                               (3)          0
(Decrease) increase in:
  Accounts payable                                              (55)         50
  Accrued expenses                                              (54)          0
                                                         -----------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       (32)         28

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                (16)        (10)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short term debt                                    (9)         (3)
Repayment of long term debt                                     (3)        (10)
Issuance of common stock                                         4           0
Additional paid in capital from stock issued                    47           0
                                                         ----------  ----------
NET CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES          39         (13)
                                                         ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (9)          5
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD        20           0
                                                         ----------  ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD       $      11   $       5
                                                         ==========  ==========

Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
--------------------------------------------------------------------------------

Third Quarter of 2000 Compared to the Third Quarter of 1999
              ---------------------------------------------

Total net sales for the third quarter of year 2000 increased $ 167,000 or 110% From the third quarter of 1999, primarily due to increased service agreement sales during the period. The Company's sales volume is affected by its dependence on a market generated by governmental agency requirements and their budget allocations.

Gross profit increased by $145,000 or 207% from Q3 of 1998 as a result of increased sales. Cost of sales were 32% in 2000 and 54% in 1999 for the period.

Research and development costs increased by $5,000 to $16,000 for Q3 of 2000 Compared to Q3, 1999. As a percentage of sales, R & D expenses decreased from 7% in 1999 to 5% in 2000. The increase in dollars spent, even though a smaller percentage of sales, shows DSII's commitment to continued new product development.

Selling, general and administrative expenses increased $11,000 or 7% from 1999. As a percentage of sales for the period, those expenses represented 106% in 1999 and 54% in 2000.

The income (loss) from DSII operations in Q3 1999 of ($101,000) increased to $28,000 in Q3 of 2000. Operating income was a profit of $19,000 in Q3 2000 following a loss of $109,000 in Q3 1999. Management feels that it has reduced the operating expenses to the minimum level consistent with efficient operation of all the required functions of the company.

The Company capitalized $16,000 in Q3 2000 in software development costs on new projects. These costs will be written off over the next five years.

Interest  expense  was  $9,000  for  Q3  of  2000,  and  $8,000  for  Q3  1999.

Liquidity  and  Capital  Resources
----------------------------------

At September 30, 2000, the Company was not encumbered by bank debt, and its working capital was $358,000, an increase of $126,000 from Dec. 31, 1999. The Company is presently committed to generating working capital requirements from internal operations, while external-financing resources will continue to be pursued. Due to the nature of its products, the Company has been able to negotiate prompt payment schedules with some of its customers. The process is expected to continue during 2000. Short-term liquidity problems have developed due to delayed sales and the lack of external financing resources. Long-term liquidity would be dependent on achieving sales projections.

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

         22.1  List  of  Subsidiaries  of  the  Registrant.


Form  8-K  Reports
------------------

There were no filings made on Form 8-K during the quarter ending September 30, 2000.

SIGNATURES

Pursuant to the requirements of Section 13, or 115(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 27 October, 2000                 Dynamic Sciences International, Inc.
     -----------

                                         By:  /s/  Eli I. Shiri
                                            -------------------------------
                                              Eli I. Shiri
                                              Chairman of the board